Form 10QSB
period 1999-06-30
SATILLA FINANCIAL SERVICES INC
filed 1999-09-09
CIK 1081996

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________


                        Commission File Number 333-75727


                        Satilla Financial Services, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


     Georgia                                         58-2434925
------------------------               ------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)


                  180 Mariners Drive, Kingsland, Georgia 31548
                  ---------------------------------------------
                    (Address of Principal Executive Offices)


                                 (912) 882-4775
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 [X]      Yes                       [   ]    No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of June 30, 1999, the issuer had 1,300 shares of its common stock, par value $.01 per share, issued and outstanding. The issuer is currently offering up to 550,000 shares of its common stock for sale to residents of the State of Georgia, and to qualified residents of the States of Florida, North Carolina and South Carolina, pursuant to a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on June 29, 1999.

         Transitional Small Business Disclosure Format (check one):

                 [   ]    Yes                       [X]      No

                        SATILLA FINANCIAL SERVICES, INC.
                       (A Development Stage Corporation)


                         PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements.

         The financial statements of Satilla Financial Services, Inc., a Georgia corporation ("Satilla"), are set forth in the following pages.

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                          As of         As of
                                                                        June 30,      December 31,
                                                                          1999           1998
                                                                       ---------      ------------
ASSETS
    Cash and cash equivalents                                          $  10,419       $  13,430
    Premises and equipment, net                                          164,504              --
    Other assets                                                           8,952          15,000
                                                                       ---------       ---------
      TOTAL ASSETS                                                     $ 183,875       $  28,430
                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Short-term note payable                                            $ 350,000          70,000
    Other liabilities                                                         --           5,000
    Accrued interest payable                                              10,128              --
                                                                       ---------       ---------
        Total current liabilities                                        360,128          75,000
                                                                       ---------       ---------
Commitments and Contingencies

Shareholders' Equity

  Common stock, $.01 par value, authorized 2,000,000 shares, issued
    and outstanding 1,300 shares                                              13              13
  Additional paid-in capital                                              12,987          12,987
  Deficit accumulated during development stage                          (189,253)        (59,570)
                                                                       ---------       ---------
    Total shareholders' equity                                          (176,253)        (46,570)
                                                                       ---------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 183,875       $  28,430
                                                                       =========       =========


               See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

----------------------------------------------------------------------------------
                                                                     Period of
                                                  Period of         July 1, 1998
                                                January 1, 1999    (Inception Date)
                                               to June 30, 1999   to June 30, 1999
                                              -----------------   ----------------
REVENUES                                      $         --        $          --
                                              -----------------   ----------------
LESS EXPENSE:
  Application fees                                   1,974              13,974
  Consulting fees                                   28,000              28,000
  Professional fees                                 69,757             112,958
  Salaries                                           4,595               4,595
  Insurance expense                                  3,426               3,426
  Building and site plans                               --               1,903
  Dues and subscriptions                                --                 546
  Interest expense                                  10,128              10,128
  Rent expense                                       2,400               2,400
  Telephone                                          1,177               1,177
  Office expense                                     1,008               1,008
  Auto expense                                       1,578               1,578
  Travel and entertainment                             415               2,299
  Depreciation                                         563                 563
  Miscellaneous expense                              4,661               4,698
                                                 ---------           ---------
TOTAL EXPENSES                                     129,683             189,253
                                                 ---------           ---------
  NET LOSS                                       $(129,683)          $(189,253)

  BEGINNING ACCUMULATED DEFICIT                    (59,570)                 --
                                                 ---------           ---------
  ENDING ACCUMULATED DEFICIT                     $(189,253)          $(189,253)
                                                 =========           =========







               See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

-------------------------------------------------------------------------------------------------

                                                                          Deficit
                                                        Additional      accumulated
                                              Common     Paid-in           during
                                             Stock       Capital     development stage    Total
                                           ----------   ----------   -----------------  ---------
BALANCE, DECEMBER 31, 1998                 $      13     $12,987        $ (59,570)      $ (46,570)
                                                                                        ---------
Comprehensive income:
  Net loss                                        --          --         (129,683)       (129,683)
                                                                                        ---------
     Total comprehensive income (loss)      (129,683)                                    (129,683)
                                                                                        ---------
BALANCE, JUNE 30, 1999                     $      13     $12,987        $(189,253)      $(176,253)
                                           =========     =======        =========       =========













               See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                               Period of
                                                            Period of          July 1, 1998
                                                          January 1, 1999    (Inception Date)
                                                          to June 30, 1999   to June 30, 1999
                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(129,683)         $(189,253)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                  563                563
     Increase in other assets                                   (3,952)            (3,952)
     Decrease in other liabilities                               5,128             10,128
                                                             ---------          ---------
        Net cash used in operating activities                 (127,944)          (182,514)
                                                             ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                               280,000            350,000
  Land options                                                      --            (15,000)
  Purchase of fixed assets                                    (155,067)          (155,067)
  Issuance of common stock                                          --             13,000
                                                             ---------          ---------
        Net cash provided by financing activities              124,933            192,933
                                                             ---------          ---------
NET INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS           (3,011)            10,419

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    13,430                 --
                                                             ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  10,419          $  10,419
                                                             =========          =========

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
PERIOD OF JANUARY 1, 1999 TO JUNE 30, 1999
(UNAUDITED)

--------------------------------------------------------------------------------


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1. REPORTING ENTITY - The Satilla Financial Services Inc. is a development stage enterprise, which began with a group of thirteen organizers in July 1998, and plans to charter a State Bank in St. Marys and Nahunta, Georgia called the Satilla Community Bank. The Company is pending approval from the State Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Satilla Financial Services, Inc. will own 100% of the shares of the proposed state chartered bank.

                  The reporting periods for the statements of income and cash flow are from January 1, 1999 to June 30, 1999 and July 1, 1998 (date of inception) to June 30, 1999. The primary activities of the enterprise to date are preparation of the state charter and raising capital.

         2. CASH AND CASH EQUIVALENTS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. This includes money market deposit accounts and short-term certificates of deposit.

         3. MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 1999 as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

         4. ADVERTISING COSTS - The Company has incurred no advertising costs.

B.       SHORT-TERM BORROWINGS

                                                          June 30, 1999
                                                          -------------
                           The Bankers Bank               $     350,000
                                                          =============


                  These borrowings are against a line of credit that has been established with The Bankers Bank for a total of $350,000 with interest at the prime rate as established by The Bankers Bank. The current rate is 7.75% with interest payable at maturity. Principal and accrued interest will be due at maturity on September 30, 1999.

C.                RELATED PARTY TRANSACTIONS

                  The note payable at The Bankers Bank is fully guaranteed by the thirteen organizers. There is no additional collateral for this loan.

                  The Company has contracted with Bennett Consulting for bank charter application preparation and other matters related to organization. The Company expects to pay Bennett Consulting $55,000 for its services during the development stage. As of June 30, 1999, the Company had expensed $55,000 to Bennett Consulting. One of the organizers of the Company owns this firm.

                  Two option agreements have been executed regarding the purchase of land for the bank sites of which three organizers are related to these options. The Company paid $10,000 for the Nahunta option agreement and $5,000 for the St. Mary's option. See Note D for further information on these transactions.

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
PERIOD OF JANUARY 1, 1999 TO JUNE 30, 1999
(UNAUDITED)

--------------------------------------------------------------------------------


D.       COMMITMENTS AND CONTINGENCIES

         Satilla Financial Services, Inc. (A Development Stage Company) has entered into an option agreement with five individuals to acquire a site for the Bank in St. Marys, Georgia for $5,000. Two of these individuals, Cecily Hill and Shelia Meadows, are organizers of the bank. The option expired at 12:00 noon on June 30, 1999, however there is mutual consent by all parties to extend the option. The exercise of these options would commit the Company to the purchase of the site at $230,000.

E.       DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

         CASH FLOWS RELATING TO INTEREST AND INCOME TAXES - Cash paid during the period for interest and income taxes was as follows:

                                                                  Period of
                                                               January 1, 1999
                                                               to June 30, 1999
                                                               ----------------
                Interest (net of amount capitalized)           $             --
                                                               ================
                Income Taxes                                   $             --
                                                               ================

F.       YEAR 2000 COMPLIANCE ISSUES

         The Company is in the process of evaluating the potential effects of the Year 2000 problem on its operating and environmental systems when purchasing new equipment. This potential problem exists due to many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millennium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to, process any date sensitive functions.

         The Company will adopt a plan for bringing their systems into compliance so that the potential problems should not occur at start-up.

G.       CAPITAL STRUCTURE

         The Company's prospectus authorizes warrants to organizers exercisable for the purchase of up to 100,000 common shares. The Company is also authorized under its organizing documents to issue 500,000 shares of preferred stock.

ITEM 2.       PLAN OF OPERATION.

         Special Cautionary Notice Regarding Forward-Looking Statements. The following discussion of the financial condition and the plan of operation of Satilla should be read in conjunction with Satilla's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Satilla to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may,""will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions of the future. Satilla's actual results may differ significantly from the results we discuss in these forward-looking statements.

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Satilla's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the possible effects of the Year 2000 problem on Satilla, including such problems at Satilla's vendors, counterparties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to Satilla are expressly qualified in their entirety by these Cautionary Statements.

         General. Satilla was incorporated as a Georgia corporation on December 18, 1998 for the purpose of becoming a bank holding company by acquiring all of the capital stock of Satilla Community Bank (the "Bank") upon its formation. The Bank is being organized as a Georgia commercial bank with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). Satilla is currently in the process of offering (the "Offering") up to 550,000 shares its common stock, par value $.01 per share (the "Common Stock"), for sale to residents of the State of Georgia, and to qualified residents of the States of Florida, North Carolina and South Carolina, pursuant to a Registration Statement on Form SB-2 (the "Registration Statement"), which the Securities and Exchange Commission declared effective on June 29, 1999. Although Satilla and the Bank have received preliminary regulatory approvals, neither Satilla nor the Bank will commence operations unless and until the Offering has been completed and final regulatory approval has been received.

         Pre-Opening Operations. As of June 30, 1999, Satilla had total assets aggregating approximately $184,000. These assets consisted of approximately $165,000 of premises and equipment, approximately $10,000 of cash and approximately and $9,000 of other assets. Satilla's total liabilities at this date were approximately $360,000 and consisted of accrued interest payable of approximately $10,000 and borrowings against Satilla's line of credit with The Bankers Bank, Atlanta, Georgia (the "Line of Credit") of approximately $350,000. Prior to the

Offering, Satilla had no material source of capital other than the Line of Credit. Satilla had a shareholder's deficit of approximately $176,000 at June 30, 1999.

         Satilla had a net loss from July 1, 1998 through June 30, 1999 of approximately $189,000. This loss resulted from expenses incurred in connection with activities related to the initial organization of Satilla and the Bank and includes expenses incurred on behalf of Satilla by its organizers (the "Organizers") prior to Satilla's incorporation date. These activities included, without limitation, the preparation and filing of various regulatory applications and the preparation and filing of the Registration Statement for this Offering.

         Post-Offering Operations; Liquidity. Assuming that this Offering is successfully completed and that final regulatory approvals are received, Satilla's initial activities will be devoted to organizing the Bank and opening and commencing the business of the Bank. These organizational activities will include completing all required steps for approval from the Georgia Department of Banking and Finance (the "Georgia Department") and the FDIC for a Georgia commercial bank, purchasing, constructing, furnishing and equipping the proposed facilities, hiring qualified personnel to work at the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and Satilla and taking other actions necessary for a successful opening of the Bank. Because Satilla is in an organizational stage, it has had no operations from which to generate any revenues and will not have any operating revenues until the Bank opens for business.

         Because earnings on its assets, if any, are expected to be less than the expenses incurred in connection with its origination activities and those of the Bank, Satilla will incur a net loss through the date of the opening of the Bank. In addition, Satilla anticipates incurring continuing operating losses during the Bank's early stages of operations. A minimum of $4.5 million of the net proceeds of this Offering will be used to capitalize the Bank, and the remainder will be used by Satilla for general corporate purposes, including, without limitation, future capital contributions to the Bank, if needed. The Organizers believe that this amount will be sufficient to fund the activities of the Bank in its initial stages of operation until the Bank can generate sufficient income from operations to fund its activities on an ongoing basis. In addition, the Organizers believe that income from the operations of the Bank will be sufficient to fund the activities of Satilla on an ongoing basis for at least five years. However, in the event the proceeds of this Offering are insufficient to provide the minimum initial funding needed for the Bank to begin operations, Satilla will have to seek alternative sources of funding, which may include sales of additional shares of Common Stock.

         Once the Bank opens, the largest component of Satilla's net income is expected to be the Bank's net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is influenced by the rates earned on Satilla's interest-earning assets, the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the maturities and repricing characteristics of its interest-earning assets and interest bearing liabilities. Because the Bank may initially have to pay above average rates on deposits and charge below average rates on loans to attract customers, Satilla's net interest income may be less during the Bank's initial years of operation than that of its competitors, until it can rely more upon a historical record of customer service to attract business.

         Year 2000 Considerations. The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been stored as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Problem"). This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

         Satilla and the Bank will rely upon computer software and hardware systems to perform their operations, some of which will be managed internally by Satilla and the Bank and others that will be provided by third-party vendors. Satilla is aware of the Year 2000 Problem, and Satilla recognizes that the Year 2000 Problem, if not properly addressed, could have a material adverse effect on Satilla, the Bank and the Bank's customers. Because Satilla and the Bank have not yet begun operations, they do not presently have any existing computer software or hardware to evaluate or fix. However, Satilla intends to evaluate all hardware and software for Year 2000 compliance before purchasing, licensing, leasing or contracting any equipment from third parties.

         Satilla is currently in the process of reviewing software and hardware vendors and is considering entering into a contract with The Intercept Group ("Intercept") to use its "PC BancPAC" data processing and item processing banking systems. Satilla will seek assurances that Intercept's software and hardware computer systems are, or will be, Year 2000 compliant. Satilla will not begin operations until it has assurances that its computer software and hardware systems are, or will be, Year 2000 compliant.

         Satilla has not contracted with any independent source to analyze Satilla's Year 2000 exposure, but believes that its exposure is manageable because it is aware of the issues and will only use systems that it believes will be Year 2000 compliant. Satilla believes that its costs in addressing the Year 2000 issues will be nominal since it will not have to replace or fix any existing computer software programs or hardware.

         Satilla has developed a "Year 2000 Project Plan" whereby a "Year 2000 Project Team" will be formed from the Bank's management and staff to address the Year 2000 Problem. The Year 2000 Project Team is expected to evaluate all software and hardware systems to determine compliance. After the Bank commences operations, the Year 2000 Project Team is expected to monitor the Bank's own systems, if any, and all third-party systems regularly to assess any risks to Satilla and the Bank and to proactively work with third-party vendors to ensure all Satilla's and Bank's systems are Year 2000 compliant. The Bank intends to actively assess and monitor its Year 2000 exposure created when it loans money to its customers.

         Satilla is also developing a contingency plan in the event that its computer systems do not properly handle the Year 2000 date change. Under the plan, Satilla would hire experienced third party vendors to modify, update or replace any of Satilla's computer systems that are unable to properly handle the Year 2000 date change.

         The Organizers are taking what they believe to be prudent and reasonable steps to ensure that Satilla's and the Bank's computer systems, as well as those of their proposed suppliers and customers, are Year 2000 compliant. However, if such systems do not properly handle the Year 2000 date change, Satilla's and the Bank's business, financial condition and results of operations could me materially adversely effected.

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which Satilla or the Bank is a party or of which any of their property is the subject.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable.
         (b)      Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.


ITEM 5.       OTHER INFORMATION.

         None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed as a part of this report:

            EXHIBIT
            NUMBER                     DESCRIPTION
            ------                     -----------
              3.1        Articles of Incorporation of Satilla.*

              3.2        Bylaws of Satilla.*

              4.1        Specimen Stock Certificate of Satilla's Common Stock.*

              4.2        Form of Organizer Warrant.*

              10.1       Satilla's Amended and Restated 1999 Long-Term Incentive Plan.*

              10.2 Loan Agreement, dated as of September 30, 1998, by and between Satilla, as Borrower, The Bankers Bank, as
                         Lender, and Satilla's Organizers, as Guarantors.*

            EXHIBIT
            NUMBER                     DESCRIPTION
            ------                     -----------
              10.3       Escrow Agreement, dated as of March 31, 1999, by and
                         between Satilla and The Bankers Bank, as Escrow Agent.*

              10.4 Option Agreement, dated as of October 21, 1998, by and between Cecily Hill, Sheila Meadows, Melodie Page,
                         Elese Stover, and Jennifer Wright, as Optionors, the
                         Bank and/or Satilla, as Optionee, relating to the purchase of the site for the Bank's Camden County office.*

              10.5 Option Agreement, dated as of October 21, 1998, by and between M. Anthony Ham, as Optionor, and the Bank and/or Satilla relating to the purchase of the site for the Bank's Brantley County office.*

              27.1       Financial Data Schedule. (for SEC use only).

         -----------------
         * Incorporated by reference to Satilla's Registration Statement on Form SB-2 (File No. 333-75727) dated April 6, 1999.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the three month period ended June 30, 1999.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SATILLA FINANCIAL SERVICES, INC.


Date: September 7, 1999                By: /s/ Rodney E. Bennett
                                         --------------------------------------
                                            Name:   Rodney E. Bennett
                                            Title:  President and
                                                      Chief Executive Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                    DESCRIPTION
-----------                ----------------------------------------------------
   27.1                    Financial Data Schedule. (for SEC use only).