Form 10QSB
period 1999-09-30
SATILLA FINANCIAL SERVICES INC
filed 1999-11-15
CIK 1081996

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                 [X] Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                              OF THE EXCHANGE ACT

          For the transition period from              to
                                         ------------    -------------

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


                  180 Mariners Drive, Kingsland, Georgia 31548
             -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (912) 882-4775
             -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
             -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                  As of September 30, 1999, the issuer had 1,300 shares of its common stock, par value $.01 per share, issued and outstanding. The issuer is currently offering up to 550,000 shares of its common stock for sale to residents of the State of Georgia, and to qualified residents of the States of Florida, North Carolina and South Carolina, pursuant to a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on June 29, 1999.

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

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                         As of              As of
                                                                                     September 30,       December 31,
                                                                                          1999              1998
                                                                                     -------------       ------------
ASSETS
  Cash and cash equivalents                                                            $   6,083          $  13,430
  Premises and equipment, net                                                           394,221                 --
  Other assets                                                                                --             15,000
                                                                                       ---------          ---------
   TOTAL ASSETS                                                                        $ 400,304          $  28,430
                                                                                       =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short -term note payable                                                             $ 659,127          $  70,000
  Other liabilities                                                                        7,904              5,000
  Accrued interest payable                                                                16,117                 --
                                                                                       ---------          ---------
   Total current liabilities                                                             683,148             75,000
                                                                                       ---------          ---------
Commitments and Contingencies
Shareholders' Equity
  Common stock, $.01 par value, authorized 2,000,000 shares, issued
  and outstanding 1,300 shares                                                                13                 13
  Additional paid-in capital                                                              12,987             12,987
  Deficit accumulated during development stage                                          (295,844)           (59,570)
                                                                                       ---------          ---------
   Total shareholders' equity                                                           (282,844)           (46,570)
                                                                                       ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 400,304          $  28,430
                                                                                       =========          =========


              See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Period of
                                                                            Period of                  July 1, 1998
                                                                         January 1, 1999              (Inception Date)
                                                                       to September 30, 1999       to September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                           $      --                    $      --
                                                                                   ---------                    ---------
LESS EXPENSE:
 Application fees                                                                      1,974                       13,974
 Advertising                                                                           3,710                        3,710
 Consulting fees                                                                      30,000                       30,000
 Professional fees                                                                   100,307                      143,508
 Salaries                                                                             36,200                       36,200
 Insurance expense                                                                     6,851                        6,851
 Building and site plans                                                                  --                        1,903
 Dues and subscriptions                                                                   --                          546
 Interest expense                                                                     16,117                       16,117
 Rent expense                                                                          3,400                        3,400
 Telephone                                                                             2,178                        2,178
 Office expense                                                                        3,423                        3,423
 Auto expense                                                                          3,564                        3,564
 Travel and entertainment                                                                692                        2,576
 Depreciation                                                                            845                          845
 Architect fees                                                                       22,000                       22,000
 Miscellaneous expense                                                                 5,013                        5,050
                                                                                   ---------                    ---------
TOTAL EXPENSES                                                                       236,274                      295,845
                                                                                   ---------                    ---------
 NET LOSS                                                                          $(236,274)                   $(295,845)
 BEGINNING ACCUMULATED DEFICIT                                                       (59,570)                          --
                                                                                   ---------                    ---------
 ENDING ACCUMULATED DEFICIT                                                        $(295,844)                   $(295,845)
                                                                                   =========                    =========


              See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

                                                                           Deficit
                                                          Additional     accumulated
                                            Common         Paid-in          during
                                            Stock          Capital     development stage     Total
                                         ------------    ------------  -----------------  ------------
BALANCE, DECEMBER 31, 1998               $         13    $     12,987    $    (59,570)    $    (46,570)
                                                                                          ------------
Comprehensive income:
 Net loss                                          --              --        (236,274)        (236,274)
                                         ------------    ------------    ------------     ------------
  Total comprehensive income(loss)                 --              --              --         (236,274)
                                         ------------    ------------    ------------     ------------
BALANCE, SEPTEMBER 30, 1999              $         13    $     12,987    $   (295,844)    $   (282,844)
                                         ============    ============    ============     ============


              See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Period of
                                                                            Period of                  July 1, 1998
                                                                         January 1, 1999              (Inception Date)
                                                                       to September 30, 1999       to September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $(236,274)                   $(295,845)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                                           845                          845
  Increase in other liabilities                                                       19,021                       24,023
                                                                                   ---------                    ---------
   Net cash used in operating activities                                            (216,408)                    (270,977)
                                                                                   ---------                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                      589,127                      659,126
 Land option                                                                              --                      (15,000)
 Purchase of fixed assets                                                           (380,066)                    (380,066)
 Issuance of common stock                                                                 --                       13,000
                                                                                   ---------                    ---------
   Net cash provided by financing activities                                         209,061                      277,060
                                                                                   ---------                    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (7,347)                       6,083

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          13,430                           --
                                                                                   ---------                    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   6,083                    $   6,083
                                                                                   =========                    =========



              See the Accompanying Notes to Financial Statements

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
PERIOD OF JANUARY 1, 1999 TO SEPTEMBER 30, 1999
(UNAUDITED)

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

         The reporting periods for the statements of income and cash flow are from January 1, 1999 to September 30, 1999 and July 1, 1998 (date of inception) to September 30, 1999. The primary activities of the enterprise to date are preparation of the state charter and development of capital structure.

2. CASH AND CASH EQUIVALENTS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. This includes money market deposit accounts and short-term certificates of deposit.

3. MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 1999 as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. ADVERTISING COSTS - The Company incurred advertising costs of $3,710 as of September 30, 1999.

B. SHORT-TERM BORROWINGS

                                                    September 30, 1999
                                                    ------------------
         The Bankers Bank                           $          659,127
                                                    ==================

     These borrowings represent $264,127 advanced against a line of credit for organizing expenses that has been established with The Bankers Bank and a six month note for $395,000, secured by the guarantees of the organizers, the proceeds of which note were used for the purchase of two parcels of real estate to be used as future bank sites. Interest on both the line of credit and the note is at the prime rate as established by The Bankers Bank. The current rate is 7.75% with interest payable at maturity.

C. RELATED PARTY TRANSACTIONS

     The note payable at The Bankers Bank is fully guaranteed by the thirteen organizers. There is no additional collateral for this loan.

     The Company has contracted with Bennett Consulting for bank charter application preparation and other matters related to organization. As of September 30, 1999, the Company expensed $65,000 to Bennett Consulting for services rendered during the development stage. One of the organizers of the Company owns this firm.

     Two option agreements have been exercised regarding the purchase of land for the bank sites of which three organizers are related to these options. The Company paid $10,000 for the Nahunta option agreement and $5,000 for the St. Mary's option. See Note D for further information on these transactions.

SATILLA FINANCIAL SERVICES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
PERIOD OF JANUARY 1, 1999 TO SEPTEMBER 30, 1999
(UNAUDITED)


D.   COMMITMENTS AND CONTINGENCIES

     Satilla Financial Services, Inc. (A Development Stage Company) exercised an option agreement with five individuals to acquire the site for the Bank in St. Marys, Georgia. Two of these individuals, Cecily Hill and Shelia Meadows, are organizers of the bank. The exercise of this option committed the Company to the purchase of the St. Mary's site at $230,000.

E.   DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

     CASH FLOWS RELATING TO INTEREST AND INCOME TAXES - Cash paid during the period for interest and income taxes were as follows:


                                                                  Period of
                                                               January 1, 1999
                                                           to September 30, 1999
                                                           ---------------------
                Interest (net of amount capitalized)        $                 --
                                                           ---------------------
                Income Taxes                                $                 --
                                                           ---------------------

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

ITEM 2.     PLAN OF OPERATION.

         Special Cautionary Notice Regarding Forward-Looking Statements. The following discussion of the financial condition and the plan of operation of Satilla should be read in conjunction with Satilla's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Satilla to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "plan," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions of the future. Satilla's actual results may differ significantly from the results we discuss in these forward-looking statements.

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

         Pre-Opening Operations. As of September 30, 1999, Satilla had total assets aggregating approximately $400,000. These assets consisted of approximately $394,000 of premises and equipment, representing Satilla's purchase of the land for the Brantley County and Camden County offices using funds borrowed from the Bankers Bank, Atlanta, Georgia, pursuant to a $395,000 note dated June 24, 1999 (the "Note"), and approximately $6,000 of cash. Satilla's total liabilities at this date were approximately $683,000 and consisted of accrued interest payable of approximately $16,000, borrowings under the Note of approximately $395,000, borrowings under Satilla's $350,000 line of credit (the "Line of Credit") with the Bankers Bank, Atlanta, Georgia, of approximately $264,000, and other liabilities of approximately $8,000. Satilla had a shareholder's deficit of approximately $283,000 at September 30, 1999. Prior to the completion of the Offering, Satilla will have no material source of capital other than the Line of Credit and the Note. Satilla is currently in the process of negotiating to amend the Line of Credit to extend its maturity date from September 30, 1999, to September 30, 2000. The Note has a maturity date of December 24, 1999.

         Satilla had a net loss from July 1, 1998 through September 30, 1999 of approximately $296,000. This loss resulted from expenses incurred in connection with activities related to the initial organization of Satilla and the Bank and includes expenses incurred on behalf of Satilla by its organizers (the "Organizers") prior to Satilla's incorporation date. These activities included, without limitation, the preparation and filing of various regulatory applications and the preparation and filing of the Registration Statement for this Offering.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended September 30, 1999.


ITEM 5.       OTHER INFORMATION.

         None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed as a part of this report:

         EXHIBIT
         NUMBER                DESCRIPTION
         -------               -----------

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

         EXHIBIT
         NUMBER                DESCRIPTION
         -------               -----------

           10.3 Escrow Agreement, dated as of March 31, 1999, by and between Satilla and The Bankers Bank, as Escrow Agent.*

           10.4 Option Agreement, dated as of October 21, 1998, by and between Cecily Hill, Sheila Meadows, Melodie Page, Elese Stover, and Jennifer Wright, as Optionors, the Bank and/or Satilla, as Optionee, relating to the purchase of the site for the Bank's Camden County office.*

           10.5 Option Agreement, dated as of October 21, 1998, by and between M. Anthony Ham, as Optionor, and the Bank and/or Satilla relating to the purchase of the site for the Bank's Brantley County office.*

           27.1       Financial Data Schedule (for SEC use only).

         --------------

         * Incorporated by reference to Satilla's Registration Statement on Form SB-2 (File No. 333-75727), as amended, dated April 6, 1999.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the three month period ended September 30, 1999.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SATILLA FINANCIAL SERVICES, INC.


Date:  November 12, 1999           By:    /s/ Rodney E. Bennett
                                      --------------------------------
                                      Name:   Rodney E. Bennett
                                      Title:  President and
                                               Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
 27.1                 Financial Data Schedule (for SEC use only).